Form 10-K
period 1997-12-31
GENERAL AIRCRAFT CORP
filed 1998-09-25
CIK 40409

---------------------------------------------------------------------------
---------------------------------------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                          ---------------------

                               FORM 10-K
            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                    COMMISSION FILE NUMBER 0-2723

                         ------------------------

                        GENERAL AIRCRAFT CORPORATION

                                04-2082799
                    (I.R.S. EMPLOYER IDENTIFICATION NO.)

                                 DELAWARE
                         (STATE OF INCORPORATION)

                            21 NOTTINGHAM STREET
                       LOWELL, MASSACHUSETTS  01851
                  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                978-937-5081
            (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


       SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:
                                NONE



                                      				NAME OF EACH EXCHANGE
	        TITLE OF EACH CLASS	              ON WHICH REGISTERED

      	COMMON STOCK $0.01 PAR VALUE		              	NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _____  No __X__.

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: Unknown - there is currently no public market.

On September 22, 1998 the registrant had outstanding 5,347,744 shares of common stock of $0.01 par value, which is registrant's only class of common stock.


                                PART I

ITEM 1.	BUSINESS

                       DEVELOPMENT OF BUSINESS

Incorporated in 1950, General Aircraft Corporation ("GAC" or the "Company") has evolved over the past 48 years from a manufacturer of aircraft to its current businesses of the manufacture of semiconductor test equipment and printed circuit boards.

The Company discontinued operations as a manufacturer of STOL aircraft and sold the production rights and assets of its Helio Aircraft division in October 1976. From then until October 1986, all Company operations were conducted through Helio Precision Products ("HPP"), a manufacturer of sheet metal parts, located at Hanscom Field, Bedford, Massachusetts. In October 1986, the Company acquired the inventory of Accutest Corporation ("Accutest"), a manufacturer of test equipment for the semiconductor industry. Also in October 1986, the Company commenced manufacturing of printed circuit boards under the name GAC Printed Circuits ("PC"). In March 1989, the Company launched the Presage Computer ("Presage") division to assemble IBM compatible personal computers. In October 1991, the Company sold the assets of HPP after several years of steadily declining business. During 1992, Presage Computer was dissolved when increased competition made its business unprofitable. Since 1993, the Company operations have solely consisted of its Accutest and GAC Printed Circuits Divisions.

During 1994 and 1995, Accutest developed an upgrade to its Model 3000 and Model 3600 Process Evaluation Testers which eliminates the DEC computer, and, utilizing an IBM compatible Pentium computer, enabling the user to run new test software under their choice of DOS, OS2/Warp, or Windows operating systems. Additionally, Accutest developed a new two-piece housing for its tester which allows only a small remote test station to occupy space in a user's clean room, reducing both required space and potential contamination. Accutest created a new tester model utilizing the software upgrade, combined with the new housing, called the Model 4600. IBM Corporation purchased several software upgrades for its Model 3600 units during 1995, and IBM engineers report a 50% increase in the unit's throughput. In addition to IBM, major customers of Accutest include:
Motorola, Philips Semiconductor, National Semiconductor Corporation and Harris Semiconductor. In June 1994, the Company hired a new General Manager for its PC division. This individual brought with him many years of experience in the successful day-to-day management of manufacturing printed circuit boards. Numerous changes have been made in PC plant operations resulting in improved manufacturing efficiencies. Additionally, all computerized information systems have been reworked and upgraded to provide accurate and timely information. Other improvements include: a computerized bar-coding system for job tracking, a Mania bare board tester, and several new machines utilized in the manufacturing process. The results of the changes and improvements are numerous and include a reduction in customer returns from 6.65% of sales in 1993 to less than 0.52% in 1997.

Significant efforts have been made by PC to improve service to its customer base. Internal changes have been implemented between the sales and customer service departments to increase service to PC's customers. Significant customers currently include: Eastprint, Inc., Spacetec I.M.C. Corp., Cambridge Technology, Eastern Air Devices, and A.T.C. Power.

PC employs a Director of Environmental Control to insure that the Company is in compliance with the continually changing and increasingly stringent regulations from the Department of Environmental Protection, Lowell Wastewater Treatment Facility and OSHA.

The Company is a Delaware corporation. Its principal offices are located in two adjacent buildings located at 21 Nottingham Street, Lowell, Massachusetts, 01851. Its telephone number is (978) 937-5081.

                             PRINCIPAL PRODUCTS

Commencing in 1993 and continuing through the present, the Company has operated in two business segments: As a manufacturer of printed circuit boards and electronic test equipment.

GAC Printed Circuits Division manufactures single sided, double sided, and multi-layered printed circuit boards. The division's work is UL certified and Qualified to Military Specification MIL-P-55110D. All boards are made to customer specifications. Commercial industries, including computer, medical, testing, automotive, research, space, and electronics are being pursued.

Accutest Division's business consists of the manufacture of three models of automatic test equipment for the semiconductor industry. The Model 7700 is a static memory tester, and the Models 3600 and 4600 are parametric testers. Additionally, the business includes the design and engineering of customized products to customer specifications. There is also a small repair business, based on servicing an installed customer base. The Division pursues only commercial business in the computer, IC (integrated circuits) testing, automotive, space, research and design, and electronic industries.

                                MARKETING

For the GAC Printed Circuits Division, sales are handled by an in-house sales representative, an independent sales representative, and by management. Sales for the Accutest Division are handled by management.

                               COMPETITION

The GAC Printed Circuits Division sells to customers primarily in the New England region. There are approximately 100 circuit board manufacturers in New England. HADCO Company (Salem, New Hampshire) is substantially larger than all other competitors in the region.

The Accutest Division has approximately six competitors in the United States. Of these, Teradyne (Boston, Massachusetts), Genrad (Concord, Massachusetts), and Keithley (Cleveland, Ohio) dominate the field.

                                 BACKLOG

For the Company, at December 31, 1997, the dollar amount of unfilled contract backlog and firm orders for custom manufacturing was approximately $97,303 compared with a backlog of approximately $81,490 as of December 31, 1996. All of the 1996 year-end backlog of work was completed by the end of 1997.

There is no significant seasonal aspect to the business of any of the Company's Divisions.

                               RAW MATERIALS

The GAC Printed Circuits Division uses copper clad laminate and various chemicals in the manufacturing process of printed circuit boards. All of these materials are readily available from numerous sources. No one source is essential to the Division.

The Accutest Division uses various electronic components to manufacture and repair its products. All components are available from numerous electronic distributors within a five to ten day period.

                         PATENTS, LICENSES, ETC.

None of the processes used in the Company's Divisions' custom manufacturing business is proprietary, and no patents, special licenses, franchises or concessions are owned by the Company.

                         RESEARCH AND DEVELOPMENT

The Company developed no new products during the calendar year 1997.

                               CUSTOMERS

The Accutest and GAC Printed Circuits Divisions rely on numerous commercial customers from a wide-range of industries. No single customer is responsible for 10% or more of these Divisions' consolidated revenues. These Divisions did not do business with the United States Government on a direct basis in either 1996 or 1997.

                              EXPORT SALES

The Company exported no products to customers in 1997. The Company is not dependent on foreign sales.

                               EMPLOYEES

As of December 31, 1997, The Company employed twenty full-time and two part-time people, including thirteen in manufacturing and seven in selling and administrative capacities, during 1997.

The Company has never had a work stoppage by its employees and none of its employees is presently represented by any labor organization. The Company believes that its employee relations are satisfactory.

                            ENVIRONMENTAL LAWS

It is not expected that compliance with Federal, State or local governmental protection laws will materially affect the operation of either of the Company Divisions.

ITEM 2.		PROPERTIES

The Company rents approximately 100,000 square feet of space in Lowell, Massachusetts. This space consists of two buildings: one is a two-story masonry structure; the other, a one-story cinder block structure. The former building is utilized by GAC Printed Circuits Division, and the latter provides facilities for the Accutest Division and the Company's corporate headquarters.

ITEM 3.		PENDING LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings at this time.

ITEM 4.		SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 29, 1997, a special meeting of the stockholders was held. The sole item of business brought before the meetings was a proposal to amend the Company's Certificate of Incorporation to effect a one for five split of the Company's issued and outstanding stock. The proposal was approved by a vote of 15,022,573 shares voting in favor, 2,500 shares against, and 500 shares abstaining.

                                PART II

ITEM 5.		MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS.

In the past, the common stock of the Company was traded in the Over-The-Counter Market. Over the past several years, there has been no established, public trading market for the Company's common stock.

As of September 22, 1998, the approximate number of holders of common stock is 1,500. Dividends have not been paid in the last fourteen years. The Company's immediate plans are to reinvest earnings.

CHANGES IN SECURITIES

(A) On January 29, 1997, a special meeting of the stockholders was held at which an amendment to the Company's Certificate of Incorporation effecting a one for five reverse split of the Company's issued and outstanding common stock was approved. The amendment was filed with the Secretary of State of Delaware on February 13, 1997. No fractional shares were issued in connection with the reverse split. In lieu thereof, stockholders whose shares were not evenly divisible by five received one additional share of common stock for the fractional share to which the stockholder would otherwise have been entitled.

(B)	In December 1996, the Company agreed to sell an aggregate of 1,000,000 shares of the Company's common stock, $.01 par value per share, for a total purchase price of $1,000,000, or $1.00 per share, to two investors, namely Centennial Technologies, Inc. ("Centennial") and Standbridge, Ltd. ("Standbridge"). The sale of the shares was to be consummated following completion of the one for five reverse split of the Company's common stock.
On or before December 11, 1996, the parties revised their agreement to provide for consummation of the transactions in advance of the reverse stock split. Specifically, on December 11, 1996, the Company executed two promissory notes, one payable to Centennial and one payable to Standbridge. Each note was in the original principal amount of $500,000 and was convertible into shares of the Company's common stock. In exchange for the notes, the Company received $500,000 from Standbridge and 11,490 shares of Centennial from Centennial. It was contemplated that the notes would be converted to common stock immediately following the reverse stock split.

Due to various factors affecting Centennial, including a large-scale investigation of its former President and Chief Executive Officer, a major restatement of its financial statements and the de-listing of its common stock from NYSE, on May 20, 1997, the Company and Centennial agreed to unwind the sale of shares of common stock of the Company to Centennial. Centennial returned the $500,000 promissory note to the Company and the Company returned the 11,940 shares of Centennial common stock to Centennial. The transaction with Standbridge was unaffected.

During the first quarter of 1997, 803,330 warrants were issued to debt holders of the Company in exchange for $2,409,990 in debt. These warrants entitle the holders to buy stock at $1.85 per share within five years of the issuance of the warrants.

ITEM 6.		SELECTED FINANCIAL DATA

The selected financial data set forth below are derived from financial statements that have been audited by Becker & McCafferty, P.C. The balance sheet at December 31, 1995, 1996 and 1997 and the related statements of operations and of cash flows for the three years ended December 31, 1997 and notes thereto appear elsewhere in this form 10-K. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and related notes included elsewhere in this Form 10-K.

ITEM 7.		MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATION

                        1997 COMPARED TO 1996

Accutest sales declined by 2.5% during 1997, while GAC Printed Circuit's sales declined 14.0%. Net sales for the Company were $1,200,049 which represented a 1.4% or $19,432 decline from 1996 sales of $1,394,369.

Cost of goods sold increased 4.1% from 78.7% in 1996 to 82.8% in 1997. Selling, general and administrative expenses decreased by $273,253 or 35.9% compared to prior year expenses of $760,306.

Return on net sales after taxes was negative due to the substantial net loss.

Working capital increased by $5,117,510 to $731,258, compared to last year at ($4,386,252). The current ratio at the end of the year was positive at 1:0.2.

Return on total assets for the period was negative.

Return on equity for the period was negative.

                           1996 COMPARED TO 1995

Accutest sales declined by 66.6% during 1996, while GAC Printed Circuit's sales declined 10.2%. Net sales for the Company were $1,394,369 which represented a 16.5% or $274,623 decline from 1995 sales of $1,668,992.

Cost of goods sold increased 4.7% from 74.0% in 1995 to 78.7% in 1996. Selling, general and administrative expenses increased by $35,205 or 4.9% compared to prior year expenses of $725,101.

Return on net sales after taxes was negative due to the substantial net loss.

Working capital decreased by $571,591 to ($4,386,252), a decrease of 13.0% compared to last year ($3,814,661). The current ratio at the end of the year was negative at 1:13.4.

Return on total assets for the period was negative.

Return on equity for the period was negative.

LIQUIDITY AND CAPITAL RESOURCES

The Company historically received amounts sufficient to provide for working capital from affiliated entities. It is not expected that further funds will be available from affiliates, and there is no requirement that would ensure future funding.

Continuing losses could further erode the Company's working capital and the net capital deficiency raises doubts about the Company's ability to remain a going concern.

There are no immediate plans for any capital improvements. Although the Company's 1 for 5 reverse stock split provided the Company with stock to issue to raise additional equity, there is no assurance that the Company will be successful.

ITEM 8.		FINANCIAL STATEMENTS, FINANCIAL STATEMENTS SCHEDULES AND
         SUPPLEMENTARY DATA

Financial statements are located at the latter part of this report. Please see Pages F1 - F24.

ITEM 9.		DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                 PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table indicates certain information with respect to the directors of the Company.

			                      	Positions and	Offices
                          with the Company (in
                          addition	to that of           Director
Name of Individual       	Director)            	    Age          Since
-----------------       -----------------------    ------        -----
Robert E. Lockwood	     Chief Executive Officer	     50          	1985
			                     Secretary

Susan M. Winslow	       President/Treasurer		        40	         	1986

--------
Mr. Lockwood has been a senior management consultant from 1983 to present. Prior to that, he practiced for several years as a private management and financial consultant to businesses in Massachusetts and New Hampshire. He has been involved in the successful turnaround of many troubled businesses. He currently serves as a director on the boards of several companies in Massachusetts. Mr. Lockwood was appointed director of the Company on March 19, 1985. He was elected Chief Executive Officer on October 13, 1986.

Mrs. Winslow has been a management consultant to a number of businesses for the past ten years. On October 13, 1986, Mrs. Winslow was appointed director of the Company. She was elected Treasurer of the Company on March 19, 1987, and elected to the additional position of President on January 4, 1988.

There is no family relationship between the above named persons.

There is currently a vacancy on the Board of Directors.

The term of office of each of these directors is until the next annual meeting and the election and qualification of their successors.

                 THE EXECUTIVE OFFICERS OF THE COMPANY

         Name		             	 Age          		           Position
------------------------     -----          ----------------------------
Robert E. Lockwood	           	50			        Chief Executive Officer
						                                     	Secretary

Susan M. Winslow		             40			        President/Treasurer

--------
The term of office of each of these executive officers is until the next annual meeting and the election and qualification of their successors.

To the Company's knowledge, based solely on review of copies of reports pursuant to Section 16(a) of the Securities Exchange Act, as amended, furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, the Company's officers, directors, and greater than ten percent beneficial owners complied with all filing requirements under Section 16(a).


ITEM 11.	EXECUTIVE COMPENSATION

Executive compensation disclosure has been omitted because the Company's Chief Executive Officer takes no salary, bonus, restricted stock awards, options, SARS, long-term incentives or other compensation from the Company and no other officer of the Company earns total salary and bonus exceeding $100,000.


ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)	The following table indicates as to each class of equity securities of the Company the amount beneficially owned directly or indirectly by each owner of at least five percent of the shares outstanding as of September 22, 1998.


                                                      Shares      Percent
     Title of                                       Beneficially     of
      Class                     Name                  Owned        Class
  ---------------------    ----------------------   ------------  --------
  Common Stock            		Brookline Management  			477,600	    		 9% (1)
 	$0.01 par value           Corporation Profit
		                          Sharing Trust

                          		Brookline Management    	318,400        6% (1)
		                          Corporation
		                          Pension Trust

--------
(1) Calculated on the basis of 5,347,744 shares of Common Stock outstanding on September 22, 1998.

(b) The following table indicates as to each class of equity securities of the Company, the amount beneficially owned directly or indirectly by each director, the Chief Executive Officer and by all directors and executive officers as a group as of September 22, 1998.

                                                 Shares        Percent
      Title of                                Beneficially        of
       Class               Name                  Owned          Class
  ---------------    ----------------------- --------------   -----------
   Common Stock       Robert E. Lockwood         2,000  (1)    0.0005 (2)
   $0.01 par value
                      Susan Winslow             20,000  (3)    0.005  (2)

                      All current Directors     22,000         0.0055 (2)
                      and Executive Officers
                      as a group (2 persons)

--------
(1) Does not include (i) 477,600 and 318,400 shares issued to Mr. Lockwood as a Trustee of Brookline Management Corporation Profit Sharing Trust (BMC-PST) and Brookline Management Corporation Pension Trust (BMC-PT), respectively, (ii) 198,000 shares issued to Mr. Lockwood's wife, Mary H. Lockwood, as Trustee of the Lockwood Family Trust, and (iii) 28,223 shares issued to Mary H.Lockwood. Mr. Lockwood disclaims any beneficial ownership of the above shares.

(2) Calculated on the basis of 5,347,744 shares of Common Stock outstanding on September 22, 1998.

(3)	Does not include 100,000 shares issued to Mrs. Winslow as 	Trustee of
the Fisher Hill Trust and 20,000 shares issued to Mrs. Winslow's daughter,
Kathryn Mary Winslow.  Mrs. Winslow 	disclaims any beneficial ownership of
the above stock.


ITEM 13.	TRANSACTIONS WITH MANAGEMENT AND OTHERS

				None


ITEM 14.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS 	ON FORM 8-K

(a) 1.	Financial Statements - See index to Financial	Statements
    2. Financial Statement Schedules - See index to Financial Statements.
    3. Exhibits - None.

(b)    Reports on Form 8-K - None.

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   	GENERAL AIRCRAFT CORPORATION


By:	Robert E. Lockwood				           	By:	Susan M. Winslow
	   Robert E. Lockwood					   	           Susan M. Winslow
   	Chief Executive Officer			           	President/Treasurer
	   Secretary
	   September 22, 1998					           	   September 22, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:


By:	Robert E. Lockwood				           	By:	Susan M. Winslow
	   Robert E. Lockwood			   	           		Susan M. Winslow
   	Chief Executive Officer		            	President/Treasurer
   	Secretary
	   September 22, 1998				           		   September 22, 1998

         INDEX TO FINANCIAL STATEMENTS, SCHEDULES AND REPORT OF
                CERTIFIED PUBLIC ACCOUNTANTS

						                                                 PAGE
                                                     ---------
INDEPENDENT AUDITOR'S REPORT......................       F1

FINANCIAL STATEMENTS
  Balance Sheets..................................     F2 - F3

 	Statements of Income and Retained Earnings......     F4 - F5

  Statement of Shareholders Equity................       F6

	 Statements of Cash Flow.........................     F7 - F8

  Notes to Financial Statements...................     F9 - F17

SUPPLEMENTARY INFORMATION

 	Statements of Income By Division................       F19

	 Statements of Selling, General and
   Administrative Expenses By Division............	      F20

 	Prior Period Statements of Income and
 	 Retained Earnings..............................       F21

 	Prior Period Statements of Cash Flow............     F22 - F24

--------

To the Board of Directors and Stockholders
General Aircraft Corporation
Lowell, MA 01851

                    INDEPENDENT AUDITOR'S REPORT

We have audited the accompanying balance sheets of General Aircraft Corporation as of December 31, 1997 and 1996, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

Except as explained in the following paragraph, we conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We did not observe the taking of the physical inventory as of December 31, 1995, since that date was prior to our appointment as auditor for the Company, and we were unable to satisfy ourselves regarding inventory quantities by means of other auditing procedures. Inventory amounts as of December 31, 1995 enter into determination of net income and cash flows for the year ended December 31, 1996.

Because of the matter discussed in the preceding paragraph, the scope of our work was not sufficient to enable us to express, and we do not express and opinion on the results of operations and cash flows for the year ended December 31, 1996.

In our opinion, the balance sheets of General Aircraft Corporation as of December 31, 1997 and 1996, and the related statements of income and retained earnings, and cash flows for the year ended December 31, 1997, present fairly in all material respects the financial position of General Aircraft Corporation as of December 31, 1997 and 1996, and the results of its operations and cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plan in regards to these matters are also described in Note H. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Becker & McCafferty, P.C.
Certified Public Accountants
April 22, 1998
                                   				F1


                        GENERAL AIRCRAFT CORPORATION
                               BALANCE SHEETS
                     AS OF DECEMBER 31, 1997 AND 1996

                                   					     1997               1996
                                        --------------    --------------
ASSETS

CURRENT ASSETS
          Cash and Cash Equivalents  	    $  182,670       $ 106,360
          Accounts Receivable                229,219         150,564
          Loans  Receivable - Employee        10,090               0
          Loans Receivable                    23,045               0
          Security Deposits                    1,200           1,200
          Prepaid Expenses                     5,586           6,087
          Inventory                          103,767          90,390
          Notes Receivable                   300,000               0
          Available For-Sale Securities       11,625               0
          Investments                         50,000               0
                                        --------------    -------------
          TOTAL CURRENT ASSETS               917,202         354,601
                                        --------------    -------------
PROPERTY AND EQUIPMENT
          Furniture and Fixtures              10,777          10,727
          Leasehold Improvements             124,515         124,515
          Machinery                          252,352         247,902
          Computer Equipment                  59,537          59,537
                                        --------------    ------------
 							                                     447,181         442,681

        Less Accumulated Depreciation       (374,577)       (366,733)
                                        --------------    ------------
    TOTAL PROPERTY AND EQUIPMENT              72,604          75,948
                                        --------------    ------------
    TOTAL ASSETS                        $    989,806      $  430,549
                                        ==============    ============

                  SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT
                   WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                                   F2


                         GENERAL AIRCRAFT CORPORATION
                              BALANCE SHEETS
                       AS OF DECEMBER 31, 1997 AND 1996


						                                           1997            1996
                                            ------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Notes Payable                                $         0    $    506,500
Accounts Payable                                 165,825         113,086
Accrued Expenses and Withholdings                 20,119          16,098
Accrued Loss Contingency                               0          37,000
Accrued Interest                                       0         320,650
Loans Payable - Affiliates                             0       2,485,724
Loans Payable - Stockholders                           0         119,961
                                            ------------     -----------
TOTAL CURRENT LIABILITIES                        185,944       3,599,019
                                            ------------     -----------
STOCKHOLDERS' EQUITY
Common Stock                                     268,739         200,000
Warrants Outstanding                           2,160,990               0
Additional Paid-in Capital                     3,149,219       1,099,633
Unrealized Loss on Available
 For-Sale Securities                              (3,042)              0
Retained Earnings/(Deficit)                   (4,772,044)     (4,468,103)
                                            ------------     -----------
TOTAL STOCKHOLDERS' EQUITY                       803,862      (3,168,470)
                                            ------------     -----------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $   989,806     $   430,549
                                            ============     ===========

                  SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT
                  WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                                      F3



                        GENERAL AIRCRAFT CORPORATION
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

				                                           1997               1996
                                        ----------------   --------------
REVENUE
Sales                    			   	         $  1,206,514       $  1,404,071
Sales Returns and Allowances   		              (6,465)            (9,702)
                                        ----------------   --------------
NET SALES                                   1,200,049          1,394,369
                                        ----------------   --------------
COST OF GOODS SOLD
Beginning Inventory                            90,390            172,335
Purchases                                     261,565            237,093
Labor                                         689,035            738,063
Other                                          56,945             39,902
Ending Inventory                             (103,767)           (90,390)
                                        ----------------   --------------
TOTAL COST OF GOODS SOLD                      994,168          1,097,003
                                        ----------------   --------------
GROSS PROFIT                                  205,881            297,366

OPERATING EXPENSES
Selling, General and Administrative           487,053            760,306
                                        ----------------   --------------
NET (LOSS) FROM OPERATIONS                   (281,172)          (462,940)

OTHER INCOME AND (EXPENSE)
Interest Income                                24,763                  6
Interest Expense                               (9,383)          (114,162)
Forgiveness of Debt                            10,127                  0
Loss on Sale of Securiies                    (365,186)                 0
                                        ---------------   ---------------
NET INCOME/(LOSS) BEFORE UNUSUAL AND         (620,851)          (577,096)
  EXTRAORDINARY ITEM

UNUSUAL ITEMS
Change In Accounting Estimate                 316,910             75,000
Loss Contingency                                    0            (12,000)
Inventory Obsolescence                              0            (61,914)
                                        --------------    ---------------
                                              316,910              1,086

NET (LOSS) BEFORE EXTRAORDINARY              (303,941)          (576,010)
  ITEM

EXTRAORDINARY ITEM - INCOME FROM
  FORGIVENESS OF DEBT
 (Net of Income Tax Obligation of Zero)          -              1,141,834
                                         --------------   ---------------
NET INCOME/(LOSS)                         $   (303,941)      $    565,824

(CONTINUED)

                  SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT
                  WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                                     F4


                       GENERAL AIRCRAFT CORPORATION
                  STATEMENTS OF INCOME AND RETAINED EARNINGS
               FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                  1997              1996
                                            --------------   --------------
Retained Earnings at Beginning
  of Year as Previously Reported             $ (5,609,937)    $ (5,033,927)
    Prior Period Adjustment                     1,141,834                0
    Balance at Beginning of Year,            -------------    -------------
        as Adjusted                            (4,468,103)      (5,033,927)
                                             -------------    -------------
Retained Earnings at End of Year             $ (4,772,044)    $ (4,468,103)
                                             =============    =============

BASIC EARNINGS (LOSS) PER SHARE:

 Net Income before Unusual and
   Extraordinary Item                        $   (0.7731)     $   (0.1443)

 Unusual Item                                     0.3947            0.0002

 Extraordinary Item (Net of Income
    Tax Obligation of Zero)                       0.0000            0.2855
                                             ------------     -------------
        NET INCOME PER SHARE                 $   (0.3784)      $    0.1414
                                             ============     =============

FULLY DILUTED EARNINGS (LOSS) PER SHARE:

 Net Income before Unusual Item              $   (0.7731)      $   (0.1443)

 Unusual Item                                     0.3947            0.0002

 Extraordinary Item (Net of Income
   Tax Obligation of Zero)                        0.0000            0.2855
                                             ------------      ------------
        NET INCOME PER SHARE                 $   (0.3784)      $    0.1414
                                             ============      ============

                  SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT
                  WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                                    F5


                     GENERAL AIRCRAFT CORPORATION
                   STATEMENT OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1997 AND 1996

                                 Additional Unrealized  Retained
          Common     Warrants     Paid-In    Loss on    Earnings/
          Stock     Outstanding   Capital   Securities  (Deficit)    Total
          -------- ----------- ----------- ---------- ---------- ----------
Balance -
 12/31/95 $200,000              $1,099,633             (5,033,927)(3,734,294)
Net 1996
 Income                                                   565,824    565,824
          --------- ---------- ----------- ----------- ---------- ----------
Balance -
 12/31/96 $200,000              $1,099,633             (4,468,103)(3,168,470)

Stk Split
(Par Val
 $0.05)          0                                                         0

Sale of
Common
Stock       22,388                 805,937                           828,325

Issuance
of Common
Stock for
Note Rec.    8,108                 291,892                           300,000

Issuance
of Common
Stock for
Note Rec.   13,243                 476,757                           490,000

Debt
Converted
to Common
Stock       25,000                475,000                            500,000

Issuance
of Warrants
to Cover
Debts                2,160,990                                     2,160,990

Unrealized
Loss on
Available
For-Sale
Securities                                    (3,042)                 (3,042)

Net Loss -
 1997                                                   (303,941)   (303,941)
          --------- ----------- ---------- ---------- ----------   ----------
Balance -
 12/31/97  $268,739   2,160,990  3,149,219    (3,042) (4,772,044)    803,862

                SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT
                WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                                      F6


                       GENERAL AIRCRAFT CORPORATION
                        STATEMENTS OF CASH FLOW
                   FOR THE YEAR ENDED DECEMBER 31, 1997

				                                                           1997
                                                          -------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME/(DEFICIT)                                       $ (303,941)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
          Depreciation                                          7,844
          Management Fees                                       3,000
          Forgiveness of Debt                                 (10,127)
          Unusual Item - Change in Accounting Estimate       (316,910)

CHANGES IN OPERATING ASSETS AND LIABILITIES
          Increase in Accounts Receivable                     (78,655)
          Increase in Inventory                               (13,377)
          Increase in Marketable Securitie                    (14,667)
          Decrease in Loss Contingency                        (37,000)
          Decrease in Prepaid Expenses                            501
          Increase in Accounts Payable                         52,739
          Decrease in Accrued Interest                           (113)
          Increase in Accrued Expenses and Taxes                4,021
                                                           -----------
NET CASH USED BY OPERATING ACTIVITIES                        (706,685)
                                                           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
         Investments in Other Entities                        (50,000)
         Purchase of Equipment                                 (4,500)
         Loans to Affiliates                                  (60,000)
        Advance to Affiliates                                (100,000)
        Loan Receivable                                       (23,045)
        Loans to Employees                                    (10,090)
        Payments from Affiliates                              650,000
                                                           -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     402,365
                                                           -----------
CASH FLOW FROM FINANCING ACTIVITIES
        Payments to Affiliates                               (327,734)
        Payments to Stockholder                              (119,961)
        Proceeds from Sale of Common Stock                    828,325
                                                           -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     380,630
                                                           -----------
NET INCREASE IN CASH                                           76,310
CASH BALANCE, JANUARY 1, 1997                                 106,360
                                                           -----------
CASH BALANCE, DECEMBER 31, 1997                             $ 182,670
                                                           ===========

                 SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT
                 WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                                     F7


                       GENERAL AIRCRAFT CORPORATION
                         STATEMENTS OF CASH FLOW
                   FOR THE YEAR ENDED DECEMBER 31, 1996

                                                                 1996
                                                             -------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME/(DEFICIT)                                         $   565,821

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
          Depreciation                                             6,919
          Forgiveness of Debt                                 (1,041,711)
          Unusual Item - Change in Accounting Estimate           (75,000)
          Unusual Item - Loss Contingency                         12,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
          Decrease in Accounts Receivable                         50,541
          Decrease in Inventory                                   81,945
          Increase in Prepaid Expenses                            (6,087)
          Increase in Accounts Payable                               606
          Increase in Accrued Expenses and Taxes                (110,622)
          Increase in Accrued Interest                            12,458
                                                              -----------
NET CASH USED BY OPERATING ACTIVITIES                           (503,130)
                                                              -----------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of Equipment                                   (2,500)
                                                              -----------
NET CASH USED BY INVESTING ACTIVITIES                             (2,500)
                                                              -----------
CASH FLOW FROM FINANCING ACTIVITIES
          Proceeds from Affiliates                               584,000
          Payments to Affiliates                                (502,015)
          Proceeds from Long Term Borrowing                      500,000
                                                              -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        581,985
                                                              -----------
NET INCREASE IN CASH                                              76,355

CASH BALANCE, JANUARY 1, 1996                                     30,005
                                                              ----------
CASH BALANCE, DECEMBER 31, 1996                               $  106,360
                                                              ==========

                  SEE ACCOMPANYING NOTES AND ACCOUNTANTS' REPORT
                  WHICH ARE AN INTEGRAL PART OF THESE STATEMENTS

                                    F8

                       GENERAL AIRCRAFT CORPORATION
                       NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1997 AND 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of General Aircraft Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of General Aircraft Corporation's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

BUSINESS OPERATIONS
The Company had two operating divisions at December 31, 1997 and 1996. Each division independent of the other. GAC Printed Circuits manufactures according to customer specifications, printed circuit boards. GAC Accutest manufactures, installs and repairs electronic test equipment.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
Accordingly, actual results could differ from those estimates.

DEPRECIATION AND AMORTIZATION
Depreciation is provided for by the straight-line method in amounts sufficient to relate the cost of the depreciable assets to operations over their estimated service lives. Leasehold improvements are amortized over the estimated service lives of the improvements. Depreciation expense for the years ending 1997 and 1996 were $7,844 and $6,919 respectively.

INVENTORY
At December 31, inventories consisted of the following:

                                		  1997            1996
                                ----------      ----------
        Raw Material  	          $  45,007       $  46,637
        Work in Process             30,688          23,038
        Finished Goods              28,072          20,715

                                 $ 103,767       $  90,390

Inventories are stated at the lower cost or market. Cost is determined by the first-in, first-out method.

NOTE B - EXTRAORDINARY ITEM/PRIOR PERIOD ADJUSTMENT

In 1997, subsequent to issuing the 1996 year-end financial statement, the Federal Deposit Insurance Company (FDIC) issued the company a 1099 for the year ending 1996 forgiving debt in the amount of $1,141,834.

                                 F9

                        GENERAL AIRCRAFT CORPORATION
                        NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31, 1997 AND 1996

(NOTE B - CONTINUED)

In 1991 the Company was indebted to Bank Five who became insolvent and was seized by federalregulators. Prior to forgiveness of the debt and issuance of the 1099 no terms, conditions, or efforts by the bank or the FDIC were made to collect on the note from the Company.

Restatement of the 1996 financial statements reported as an extraordinary item, resulted in income of $1,141,834. The applicable income tax effect is zero.

NOTE C - UNUSUAL ITEMS

CHANGE IN ACCOUNTING ESTIMATE
Since 1991, when Bank Five was seized by the federal regulators (see Note B above) the Company was indebted to Bank Five, therefore interest was accrued and recorded each year. The amount of accrued interest beginning in 1991 and continuing through 1996 were estimates deemed appropriate by the Company. As a result of the information received by the FDIC and the amount of debt forgiven, the actual amount of accrued interest forgiven required a change in estimates of the prior periods of $316,910.

During January of 1997, the Company, settled a claim in which a contingent liability was recorded for $100,000 at December 31, 1995. The settlement was for $25,000, and required a change in estimate of $75,000 at December 31, 1996.

CONTINGENT LIABILITY
The Company had the following outstanding claims against them at December 31, 1996. Both claims were settled in January of 1997.


   Workers Compensation Lawsuit                           $  25,000
   Massachusetts Dept. of Environmental Protection           12,000
                                                         ----------
                                                          $  37,000
                                                         ==========

INVENTORY OBSOLESCENCE
The Company wrote-off Accutest Division inventory deemed obsolete totaling $61,914 at December 31, 1996.

NOTE D - LOAN PAYABLE - STOCKHOLDER

In 1995 a Stockholder of the Corporation paid off a bank note and accrued interest on behalf of the Corporation in the amount of $119,961. Non-interest bearing. Balance was paid in full during 1997.

                                   F10

                      GENERAL AIRCRAFT CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997 AND 1996

NOTE E - RELATED PARTY TRANSACTIONS

LOANS PAYABLE - AFFILIATES
The Company had received in prior years amounts sufficient to provide for working capital from the following affiliated entities. The affiliated entities share in common ownership and/or management. During 1997 all outstanding balances due to affiliated Companies were satisfied.

                                                        1996
                                             ------------------
	    Brookline Management                     $         267,566
     St. Jude Trust                                   1,532,344
     Employment Leasing                                 407,200
     Team                                               185,000
     Liquidators, Inc.                                   93,614
                                             ------------------
                                              $       2,485,724
                                             ==================

MINIMUM LEASE PAYMENTS ON FACILITIES
In 1996 the Company leased and occupied approximately 100,000 square feet of production and office facilities from St. Jude Management Company, a related party. Terms of lease, a tenancy at will, required monthly payments of $20,000.

NOTE RECEIVABLE AFFILIATE
The Company, during 1997 advanced to a related entity working capital loans aggregating $490,000. The debt was satisfied during 1997.

NOTE F - NOTES PAYABLE

Note Payable at December 31, 1996 consists of the following:


     					                                                 1996
                                                       ------------
Note Payable - Stanbridge, Payable on demand,
 monthly payments of interest 5%.  Secured by
 all corporate assets.                                 $ 500,000

Note Payable - Shawmut Bank, Payable on demand,
 monthly payments of interest only at prime
 plus 1.5%.  Secured by all corporate assets.              6,500
                                                       -------------
        TOTAL NOTES PAYABLE                            $ 506,500
                                                       =============

                                  F11

                      GENERAL AIRCRAFT CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997 AND 1996

NOTE G - GOING CONCERN

The Company, as a result of continued losses has raised substantial doubt about its ability to continue as a going concern. Recurring losses are direct results of the printed circuits divisions inability to obtain competitive contracts to manufacture printed circuit boards and the Accutest division's inability to secure a market for their new test equipment.

Management's plan to restructure debt, increase owner equity and to raise capital to retool the existing manufacturing process and to restructure management during 1997 has been delayed while management continues to define a market niche and select and/or find the appropriate management team.

NOTE H - COMMON STOCK

                            		               Dec 31, 1997      Dec 31, 1996
                                          ---------------      -------------
     Par Value                                   0.05                 0.01

     Shares Authorized                      20,000,000            20,000,000

     # of Shares Issued and Outstanding      5,374,771            20,000,000


NOTE I - REVERSE STOCK SPLIT

On January 27, 1997 at a special meeting, the shareholders of the corporation approved a five-for-one reverse stock split effectively reducing the outstanding shares of common stock from 20,000,000 to 4,000,000 shares. The share and per share amounts included in these financial statements are presented on a post-split basis and have been adjusted to reflect this stock split.

NOTE J - EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the year. As of December 31, 1997 and 1996, 5,374,771 and 20,000,000 shares were issued and outstanding, respectively.

                                  F12

                     GENERAL AIRCRAFT CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE J - (CONTINUED)

Fully diluted earnings per share is computed by dividing net income by the weighted average number of shares outstanding. The denominator is adjusted assuming all warrants had been issued. The computations for weighted average shares, basic earnings per share and fully diluted earnings per share are as follows:

COMPARATIVE WEIGHTED AVERAGE SHARES
RETROACTIVE RECOGNITION OF REVERSE STOCK SPLIT
----------------------------------------------

              	     Shares       Fraction      Equivalent
Date              Outstanding X Restatement  X  of Year    =  Whole Units
--------         ------------   -----------    ----------     -----------

   1996
  -----
Jan 1 - Dec 31     20,000,000       1/5          12/12     =    4,000,000
                                                                =========
   1997
  -----
Jan 1 - Jan 28     20,000,000       1/5         28/365     =      306,849
Jan 29 - Dec 31     5,374,771                  337/365     =      496,246
                                                               ----------
                                                         			      803,095
                                                               ==========

EARNINGS PER SHARE COMPUTATIONS:
--------------------------------
- Primary earnings per share computation for 1997:

                                                              Earnings
                  		                Earnings  --  Shares  =   Per Share
                                  ----------    ---------    ----------
  Primary  earnings per share      (303,941)      803,095      (0.3784)


- Fully diluted earnings per share  computations for 1997:

  Fully diluted EPS                (303,941)       803,095     (0.3784)

                                    F13

                    GENERAL AIRCRAFT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996


NOTE K  - CONVERSION OF LONG TERM DEBT

On January 29, 1997 the note payable - Stanbridge for $500,000 was converted to 500,000 shares of General Aircraft common stock. The common stock issued to Stanbridge is unregistered and restricted.

NOTE L - MARKETABLE SECURITIES

As of December 31, 1997, the Company had the following available for-sale marketable securities:

				                                     Gross
                               # of    Amortized Unrealized  Fair   Realized
      		                      Shares     Cost    Losses     Value    Losses
                             --------- --------- ---------- ------  --------
December 31, 1997
JW Charles Financial Service     1,000    14,667   3,042    11,625        0

Omni Multimedia Group, Inc.      9,900    21,163       0         0   21,163

Omni Multimedia Group, Inc. had stopped trading in the market. All stocks became worthless in October, 1997.

NOTE M - CONVERSION OF DEBT TO WARRANTS

On February 2, 1997 the Company issued to the following affiliated entities warrants in exchange for their outstanding debt. The exchange was one warrant for every $3 of debt.

                                         Debt           # of Warrants
Affiliated Entity        			           Converted             Issued
-----------------                   ---------------     -------------

St. Jude Management Company          $   1,350,000      $     450,000
Brookline Management Company               267,000             89,000
TEAM                                        60,000             20,000
Employment Leasing Corp.                   407,190            135,730
Liquidators, Inc.                           76,800             25,600
                                    ---------------     -------------
                                     $   2,160,990      $     720,330
                                    ===============     =============

The warrants grant to the holders the right to purchase from the Company at any time prior to February 1, 2002 fully paid and non-assessable shares of common stock of the Company at the purchase price of $1.85 per share.

                                  F14

                      GENERAL AIRCRAFT CORPORATION
                      NOTES TO FINANCIAL STATEMENTS
                       DECEMBER 31, 1997 AND 1996

NOTE N - CASH FLOW INFORMATION

The Company considers all short term investments with an original maturity of three months or less to be cash equivalents. The Company had the following non-cash investing and financing activities:

December 31, 1997
-----------------
 - A note receivable for $300,000 was assigned to the Company for collection in exchange for 162,162 shares of common stock.

 - Notes payable, Shawmut Bank, in the amount of $6,500 was written-off.

 - Accrued interest in the amount of $3,627 was written-off.

 - Loans payable to affiliates in the amount of $2,160,990 were converted to 720,330 warrants.

 - Note receivable from affiliate was assumed by the Company in the amount of $490,000.

 - Note payable for $500,000 was converted to 500,000 shares of common stock.

 - Change in accounting estimate - accrued interest in prior periods was overstated by $316,910.

 - Amount due to affiliated company for management fees of $3,000 was converted to debt.

December 31, 1996
-----------------
 - Accrued interest from note payable to bank was forgiven, $100,122.

 - Note payable to bank was forgiven, $1,041,711.

 - Amount due to affiliated companies for rent and management fees of $204,000 and $110,000, respectively were converted to debt.

Cash paid for interest and taxes are as follows:

                                     1997          1996
                              -----------     ----------
                   Interest    $    9,383      $   2,887
                              ===========     ==========
                   Taxes       $      456      $     456
                              ===========     ==========

                                F15

                     GENERAL AIRCRAFT CORPORATION
                     NOTES TO FINANCIAL STATEMENTS
                      DECEMBER 31, 1997 AND 1996

NOTE O - NOTES RECEIVABLE

During 1997 the Company in exchange for 162,162 shares of its common stock ($1.85 per share) assumed the rights to collect on the promissory note with a face value of $300,000 accruing interest at 8% per annum and due
December 20, 1997. The note receivable had not been collected as of December 31, 1997.

NOTE P - INVESTMENTS

As of December 31, 1997 the Company had purchased for $40,000 the exclusive license agreements to market and sell goods at retail. The agreement is for an infinite period of time, and will operate independently of the Company. Consolidated financial statements will be required in subsequent years.

As of December 31, 1997 the Company made an initial advance to purchase what will eventually be a 40% share in Pegasus Acquisition Co., LLC.

NOTE Q - LOAN RECEIVABLE

As of December 31, 1997 the Company had advanced $23,045 as working capital to an unrelated Company.

NOTE R - INCOME TAXES

The Company has net operating loss carryforwards totaling $4,225,961 that may be offset against future taxable income. The Company had no federal or state tax obligations at December 31, 1997 and 1996. A deferred tax liability on income of $565,824 as restated at December 31, 1996 of $207,819. Is not expected to be realized. The net operating loss carryforwards will expire as follows:

                   				                       Expiring Operating
                          				Year                 Losses
                          ----------         --------------------
                           	2004        	    $ 257,584
                        				2005               845,146
                        				2006               679,052
                       			 	2007               828,416
                     			    2008               621,604
                            2009               196,349
                            2010               144,626
                            2011               351,039
                            2017               302,145
                                             -------------------
                                             $ 4,225,961
                                             ==================

                                   F16

                    GENERAL AIRCRAFT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996

NOTE S - FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values of the Companies financial instruments (all of which are held for non-trading purposes) are as follows:

                                  1997                        1996
                         -----------------------    ----------------------
                         Carrying       Fair         Carrying       Fair
                          Amount       Value         Amount        Value
                         ---------    ----------    ----------- ----------
Cash & Cash Equivalents   $ 182,670     $ 182,670     $ 106,360  $ 106,360
Loans Receivable             33,135        33,135          -         -
Notes Receivable            300,000       300,000          -         -
Avail For-Sale Securities    11,625        11,625          -         -
Investments                  50,000        50,000          -         -
Notes Payable                  -              -         506,500    506,500

The carrying amount approximates fair value of cash and loans receivable. Carrying amount and fair value of the note receivable approximate the same as the balance sheet date and due date of the loan are the same. Available for sale securities are reported at quoted market prices. The investments are carried at cost. It is not practicable to estimate the fair value of the investments because it consists of common stock of untraded companies.

NOTE T - CONCENTRATIONS OF CREDIT RISK

Cash and Cash Equivalents
-------------------------
The Company maintains cash balances at several financial institutions. Accounts at each instititute are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1997, the Company's uninsured cash balances total $28,000.

Trade Accounts Receivable
-------------------------
The Company's accounts receivable are spread among a large number of customers that operate in many different geographical locations.
Accordingly, concentration of credit risk is not significant. The Company adheres to strict credit policies and no one account receivable is significant in amount.

                                  F17

    Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying Statements of Income and Expense by Division and Prior Period Financial Information is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



BECKER & McCAFFERTY, P.C.
Certified Public Accountants

April 22, 1998

                                     F18


                      GENERAL AIRCRAFT CORPORATION
               SUPPLEMENTARY STATEMENT OF REVENUE BY DIVISION
                 FOR THE YEAR ENDED DECEMBER 31, 1997

             			                    PRINTED
                        TOTAL      CIRCUITS      ACCUTEST     CORPORATE
                     ----------  -----------   ----------   -----------
SALES
   Sales             $1,081,738   $1,028,814    $16,905      $36,019
   Sales Tooling         61,348       42,530     18,818            0
   Sales Misc.           12,654       12,404        250            0
   Sales Field Svc        4,042            0      4,042            0
   Shipping Charges       6,334        6,300         34            0
   Sales Discounts         (997)        (292)         0         (705)
   Sales Comp Hdware      8,225            0      8,225            0
   Sales Software        24,675            0     24,675            0
   Slss Rtrns & Allow    (6,465)      (5,865)      (600)           0
   Rework/Repl Rtrns      5,714        5,714          0            0
   Sls- Svc Contracts     1,950            0      1,950            0
   Misc. Revenue            831            0          0          831
                     ----------   ----------   ---------    ---------
NET SALES            $1,200,049   $1,089,605    $74,299      $36,145
                     ==========   ==========   =========    =========


           SEE ACCOUNTANTS' REPORT ON SUPPLEMENTARY INFORMATION

                                   F19

                    GENERAL AIRCRAFT CORPORATION
        SUPPLEMENTARY STATEMENT OF OPERATING EXPENSES BY DIVISION
                FOR THE YEAR ENDED DECEMBER 31, 1997

		                               		 PRINTED
                      TOTAL         CIRCUITS      ACCUTEST      CORPORATE
                     ---------   -----------    -----------    ----------
OPERATING EXPENSES

Depreciation Expense  $ 7,844      $ 7,844          $     0     $     0
Insurance Expense       6,120        5,482                0         638
Sales Expense           7,446        5,938            1,200         308
Management             44,850            0                0      44,850
Taxes-Payroll          13,038        6,389                0       6,649
Field Service Expense     637            0              637           0
Professional & Legal   33,288            0                0      33,288
Advertising & Promo     2,156          408            1,748           0
Bank Charges              779          773                0           6
Uncollected Accounts    3,353        3,353                0           0
Office Expenses         6,609        3,705            1,277       1,627
Dues & Subscriptions      150           50                0         100
Sales & Salary         43,496       43,496                0           0
Rent                   93,120       90,000            3,120           0
Telephone               9,154        7,293            1,861           0
Utilities             125,096       95,345           29,751           0
Repairs & Maintenance  22,064       21,289              775           0
Maintenance/Rubbish     5,217        4,392              825           0
R & M Labor            30,504       30,504                0           0
Travel & Entertainment  3,592            0              385       3,207
Stock Transfer Fees    15,000            0                0      15,000
Stock Expense           4,818            0                0       4,818
Proxy Expense           7,298            0                0       7,298
Janitorial Expense      1,424        1,118              306           0
                     --------    ---------         --------   ---------
TOTAL OPERATING EXP  $487,053     $327,379         $ 41,885    $117,789

              SEE ACCOUNTANTS' REPORT ON SUPPLEMENTARY INFORMATION

                                    F20

                    GENERAL AIRCRAFT CORPORATION
          SUPPLEMENTARY STATEMENT OF INCOME AND RETAINED EARNINGS
           FOR THE  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                          1997           1996          1995
                                   -------------  ------------  ------------
REVENUE
 Sales                     			      $  1,206,514   $ 1,404,071   $ 1,676,802
 Sales Returns and Allowances             (6,465)       (9,702)       (7,880)
                                   -------------  ------------  ------------
 NET SALES                             1,200,049     1,394,369     1,668,922
                                   -------------  ------------  ------------
COST OF GOODS SOLD
 Beginning Inventory                      90,390       172,335       172,232
 Purchases                               261,565       237,093       376,215
 Labor                                   689,035       738,063       809,586
 Other                                    56,945        39,902        48,897
 Ending Inventory                       (103,767)      (90,390)     (172,335)
                                   -------------  ------------  ------------
 TOTAL COST OF GOODS SOLD                994,168     1,097,003     1,234,595
                                   -------------  ------------  ------------
 GROSS PROFIT                            205,881       297,366       434,327

OPERATING EXPENSES
 Selling, General & Administrative       487,053       760,306       725,101
                                   ------------- -------------  ------------
NET (LOSS) FROM OPERATIONS              (281,172)     (462,940)     (290,774)

OTHER INCOME AND (EXPENSE)
 Interest Income                         24,763              6             0
 Interest Expense                        (9,383)      (114,162)      (42,211)
 Forgiveness of Debt                     10,127      1,141,834        78,249
 Loss from Sale of Securities          (365,186)             0             0
                                   ------------  -------------  ------------
NET INCOME(LOSS) BEFORE UNUSUAL ITEM   (620,851)       564,738      (254,736)

UNUSUAL ITEMS (NOTE I)                  316,910          1,086      (100,000)
                                   ------------  -------------  ------------
 NET INCOME(LOSS)                      (303,941)       565,824      (354,736)

Adjusted Retained Earnings Deficit,
     January 1,                      (4,468,103)   (5,033,927)    (4,679,191)
                                   ------------  ------------  -------------
Adjusted Retained Earnings Deficit,
     December 31,                  $ (4,772,044) $ (4,468,103)   $(5,033,927)
                                   ============  ============  =============

         SEE ACCOUNTANTS' REPORT ON SUPPLEMENTARY INFORMATION

                                 F21

                     GENERAL AIRCRAFT CORPORATION
                       STATEMENTS OF CASH FLOW
                   FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                  1997
                                                              ------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME/(DEFICIT)                           				           $  (303,941)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
          Depreciation                                              7,844
          Management Fees                                           3,000
          Forgiveness of Debts                                    (10,127)
          Unusual Item - Change in Accounting Estimate           (316,910)

CHANGES IN OPERATING ASSETS AND LIABILITIES
          Increase in Accounts Receivable                         (78,655)
          Increase in Inventory                                   (13,377)
          Increase in Marketable Securities                       (14,667)
          Decrease in Loss Contingency                            (37,000)
          Decrease in Prepaid Expenses                                501
          Increase in Accounts Payable                             52,739
          Decrease in Accrued Interest                               (113)
          Increase in Accrued Expenses and Taxes                    4,021
                                                               -----------
NET CASH USED BY OPERATING ACTIVITIES                            (706,685)
                                                               -----------
CASH FLOWS FROM INVESTING ACTIVITIES
          Investments in Other Entities                           (50,000)
          Purchase of Equipment                                    (4,500)
          Loans to Affiliates                                     (60,000)
          Advance to Affiliates                                  (100,000)
          Loans to Prosports                                      (23,045)
          Loans to Employees                                      (10,090)
          Payments from Affiliates                                650,000
                                                                ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                         402,365
                                                                ----------
CASH FLOW FROM FINANCING ACTIVITIES
          Payments to Affiliates                                 (327,734)
          Payments to Stockholder                                (119,961)
          Proceeds from Sale of Common Stock                      828,325
                                                                ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         380,630
                                                                ----------
NET INCREASE IN CASH                                               76,310
CASH BALANCE, JANUARY 1, 1997                                     106,360
                                                                ----------
CASH BALANCE, DECEMBER 31, 1997                                 $ 182,670
                                                                =========

               SEE ACCOUNTANTS' REPORT ON SUPPLEMENTARY INFORMATION

                                    F22

                    GENERAL AIRCRAFT CORPORATION
                      STATEMENTS OF CASH FLOW
                FOR THE YEAR ENDED DECEMBER 31, 1995

                                                              1996
                                                     --------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME/(DEFICIT)                                    $  565,821

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
  Depreciation                                               6,919
  Forgiveness of Debts                                  (1,041,711)
  Unusual Item - Change in Accounting Estimate             (75,000)
  Unusual Item - Loss Contingency                           12,000
CHANGES IN OPERATING ASSETS AND LIABILITIES
  Decrease in Accounts Receivable                           50,541
  Decrease in Inventory                                     81,945
  Increase in Prepaid Expenses                              (6,087)
  Increase in Accounts Payable                                 606
  Increase in Accrued Expenses and Taxes                  (110,622)
  Increase in Accrued Interest                              12,458
                                                        -----------
NET CASH USED BY OPERATING ACTIVITIES                     (503,130)
                                                        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of Equipment                                     (2,500)
                                                        -----------
NET CASH USED BY INVESTING ACTIVITIES                       (2,500)
                                                        -----------
CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from Affiliates                                 584,000
  Payments to Affiliates                                  (502,015)
  Proceeds from Long Term Borrowing                        500,000
                                                        -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  581,985
                                                        -----------
NET INCREASE IN CASH                                        76,355

CASH BALANCE, JANUARY 1, 1996                               30,005
                                                        -----------
CASH BALANCE, DECEMBER 31, 1996                         $  106,360
                                                        ==========

     	SEE ACCOUNTANTS' REPORT ON SUPPLEMENTARY INFORMATION

                                     F23

                     GENERAL AIRCRAFT CORPORATION
                     STATEMENTS OF CASH FLOW
              FOR THE YEAR ENDED DECEMBER 31, 1995
				   	                                                        1995
                                                         --------------
CASH FLOWS FROM OPERATING ACTIVITIES

NET INCOME/(DEFICIT)                                      $  (354,736)

ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
          Depreciation                                         33,884
          Unusual Item - Loss Contingency                     100,000

CHANGES IN OPERATING ASSETS AND LIABILITIES
          Decrease in Accounts Receivable                     133,841
          Increase in Inventory                                  (103)
          Decrease in Accounts Payable                        (47,186)
          Increase in Accrued Expenses and Taxes               24,586
          Increase In Accrued Interest                         25,050
                                                          ------------
NET CASH USED BY OPERATING ACTIVITIES                         (84,664)
                                                          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of Equipment                               (16,300)
                                                          ------------
NET CASH USED BY INVESTING ACTIVITIES                         (16,300)
                                                          ------------
CASH FLOW FROM FINANCING ACTIVITIES
          Proceeds from Affiliates Companies                  229,850
          Principal Payments of Long Term Debts              (228,249)
          Proceeds from Stockholder                           119,961
                                                          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     121,562
                                                          -----------
NET INCREASE IN CASH                                           20,598

CASH BALANCE, JANUARY 1, 1995                                   9,407
                                                          -----------
CASH BALANCE, DECEMBER 31, 1995                           $    30,005
                                                          ===========

        	SEE ACCOUNTANTS' REPORT ON SUPPLEMENTARY INFORMATION

                                   F24

[ARTICLE] 5

[PERIOD-TYPE]                  YEAR
[FISCAL-YEAR-END]              DEC-31-1997
[PERIOD-END]                   DEC-31-1997
[CASH]                             182,670
[SECURITIES]                        11,625
[RECEIVABLES]                      562,354
[ALLOWANCES]                             0
[INVENTORY]                        103,767
[CURRENT-ASSETS]                   917,202
[PP&E]                             447,181
[DEPRECIATION]                    (374,577)
[TOTAL-ASSETS]                     989,806
[CURRENT-LIABILITIES]              185,944
[BONDS]                                  0
[PREFERRED-MANDATORY]                    0
[PREFERRED]                              0
[COMMON]                           268,739
[OTHER-SE]                         535,123
[TOTAL-LIABILITY-AND-EQUITY]       989,806
[SALES]                          1,200,049
[TOTAL-REVENUES]                 1,224,812
[CGS]                              994,168
[TOTAL-COSTS]                    1,481,221
[OTHER-EXPENSES]                         0
[LOSS-PROVISION]                         0
[INTEREST-EXPENSE]                  (9,383)
[INCOME-PRETAX]                          0
[INCOME-TAX]                             0
[INCOME-CONTINUING]                      0
[DISCONTINUED]                           0
[EXTRAORDINARY]                    (38,149)
[CHANGES]                                0
[NET-INCOME]                      (303,941)
[EPS-PRIMARY]                        (0.38)
[EPS-DILUTED]                        (0.38)